Form 10-K/A
period 2003-03-31
BANC OF AMERICA COMMERCIAL MORT PASS THR CERTS SER 2002-PB2
filed 2003-08-06
CIK 1173723

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-65298-03


        Banc of America Commercial Mortgage Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2002-PB2 Trust

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

  <F1> Filed herewith.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Commercial Mortgage Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2002-PB2 Trust
    (Registrant)



  Signed: Banc of America Commercial Mtg. Inc.
          by Wells Fargo Bank Minnesota, N.A. its Attorney in fact


   By:   George G. Ellison, Senior Vice President

   By: /s/  George G. Ellison, Senior Vice President

   Dated: July 24, 2003




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


      Date: July 24, 2003


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



Ex-99.1 (a)



PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
214 N. Tryon Street
Suite 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

REPORT OF INDEPENDENT ACCOUNTANTS

The the Board of Directors and Shareholder of Bank of America, N.A.:

We have examined management's assertion about compliance by BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards (the "Standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for
Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (Exhibit I). Management is responsible for the Company's compliance with the Standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Standards.

In our opinion, management's assertion that the Company complied with the aforementioned Standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 7, 2003

Ex-99.1 (b)


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

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

Ex-99.2 (a)

Bank of America    (logo)
Exhibit 1

Bank of America Mortgage
101 E. Main Street, Suite 400
P.O. Box 35140
Louisville, Kentucky 40232 5140

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, BA Mortgage LLC, and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $475,000,00 respectively.

/s/Kevin M. Shannon                     /s/H. Randall Chestnut
Kevin M. Shannon                        H. Randall Chestnut
President                               Senior Vice President
Consumer Real Estate                    Bank of America, N.A.
Bank of America, N.A.


/s/David H. Rupp                        /s/Gary K. Bettin
David H. Rupp                           Gary K. Bettin
Senior Vice President                   Senior Vice President and
Bank of America, N.A.                   National Servicing Executive
                                        Bank of America, N.A.

/s/J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.


Ex-99.2 (b)


LENNAR PARTNERS
An LNR Company (logo)


March 1, 2003

Wells Fargo Bank Minnesota, NA
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Services
           Banc of America Commercial Mortgage Inc. Series 2002-PB2

RE: Annual Independent Public Accountant's Servicing Report
    Banc of America Commercial Mortgage Pass Through Certificates, Series 2002
    PB2

To Whom It May Concern:

As of and for the year ended December 31, 2002, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.


Susan K. Chapman
Vice President

cc: Bank of America, NA
    Capital Markets Servicing Group
    333 South Beaudry, CA0-703-26-10, 26th Floor
    Los Angeles, CA 90017
    Servicing Manager

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

Banc of America Commercial Mortgage Pass Through Certificates, Series 2002 PB2 Page 2

Banc of America Commercial Mortgage Inc.
Bank of America Corporate Center
100 North Tryon Street
Charlotte, NC 28255
David A. Gertner

Bank of America Corporation
100 North Tryon Street
Charlotte, NC 28255
Dean Roberson, Esq.

Moody's Investor's Service, Inc.
99 Church Street
New York, NY 10007
Commercial MBS Monitoring Department

Standard & Poor's Rating Services, Inc.
55 Water Street, 41st Floor
New York, NY 10041
Commercial Mortgage Surveillance Group



Ex-99.3 (a)


ANNUAL OFFICER CERTIFICATION


In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

4. Interest is being paid on escrow in accordance with any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

5. Analysis had been made to ensure sufficient money was collected in the escrow year.

6. All required interest and/or monthly payment adjustment for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan basis by the investor.

8. We have complied witht Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-
A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

9. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

10. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.


I FURTHER CERTIFY:
A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2002 has been conducted in compliance witht the Agreement except for such exceptions as I am setting forth below.

Exceptions (if any):    None

B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/02 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President

Ex-99.3 (b)


CERTIFICATE OF OFFICER
OF LENNAR PARTNERS, INC.

Pooling and Servicing Agreement dated as of May 1, 2002 (the "Agreement"), by and among Banc of America Commercial Mortgage, Inc., as Depositor, Bank of America, N.A., as Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee and REMIC administrator and Lennar Partners, Inc., as Special Servicer (BACM 2002-PB2)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2002 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2002 and (iii) the Company has received no notice regarding qualification, or challenging the status, of any of REMIC I, REMIC II as a REMIC or the Grantor Trust as a Grantor Trust, from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2003.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.


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